Form 10-K
period 2003-12-31
CWABS INC REVOLVING HOME EQ LOAN AST BACK NOTES SER 2003-D
filed 2004-03-29
CIK 1229139

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                    _______

                                   FORM 10-K

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended:   December 31, 2003
                                      -----------------

                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                     Commission file number: 333-101101-09
                                             -------------


                                  CWABS, Inc.
                  CWABS Master Trust, Series 2003-D Subtrust,
         Revolving Home Equity Loan Asset Backed Notes, Series 2003-D
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)




              Delaware                                                             95-4449516
------------------------------------                             ---------------------------------------------
(State or other jurisdiction of                                       (IRS Employer Identification Number)
incorporation or organization)

c/o      Countrywide Home Loans, Inc.
         4500 Park Granada
         Calabasas, California                                                        91302
-----------------------------------------------                  ---------------------------------------------
(Address of principal executive offices)                                           (Zip Code)




Registrant's telephone number, including area code:   (818) 225-3000
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act.) Yes     No  X
                                       ---    ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: Not applicable
                                          --------------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2003: Not applicable
                                          --------------

DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     * * *


         This Annual Report on Form 10-K (the "Report") is filed with respect to a trust entitled CWABS Master Trust (the "Master Trust"), a business trust formed under the laws of the State of Delaware pursuant to the master trust agreement (the "Master Trust Agreement"), dated as of August 28, 2000, between CWABS, Inc., as depositor, and Wilmington Trust Company, as owner trustee (the "Owner Trustee"), and the subtrust created under the Master Trust entitled the Series 2003-D Subtrust (together with the Master Trust, the "Trust"), formed pursuant to a Series 2003-D Trust Supplement, dated as of April 25, 2003 (the "Series Trust Supplement"), among CWABS, Inc. (the "Company") and the Owner Trustee, for the issuance of CWABS, Inc., Revolving Home Equity Loan Asset Backed Securities, Series 2003-D (the "Securities"), issued pursuant to an Indenture, dated April 25, 2003 (the "Indenture"), between the Master Trust and Bank One, National Association, as indenture trustee (the "Trustee"). The assets of the Trust will be comprised of assets sold to the Trust pursuant to a sale and servicing agreement, dated April 25, 2003 (the "Sale and Servicing Agreement") among the Company, as depositor, Countrywide Home Loans, Inc., as sponsor and master servicer (the "Master Servicer"), the Master Trust and the Trustee, as indenture trustee. Certain information otherwise required to be included in this Report by the Instructions to Form 10-K has been omitted in reliance on the relief granted by the Commission to other companies in similar circumstances, in particular, the relief granted in CWMBS, Inc. (February 3, 1994) (collectively, the "Relief Letters").

                                    PART I

ITEM 1.         BUSINESS

                Not applicable.  See the Relief Letters.

ITEM 2.         PROPERTIES

                Not applicable.  See the Relief Letters.

ITEM 3.         LEGAL PROCEEDINGS

                There were no material pending legal proceedings relating to the Trust to which any of the Trust, the Trustee, the Master Servicer or the Company was a party or of which any of their respective properties was the subject during the fiscal year covered by this Report, nor is the Company aware of any such proceedings contemplated by governmental authorities.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                No matter was submitted to a vote of Securityholders, and no Securityholder consent was solicited during the fiscal year covered by this Report.

                                    PART II


ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                MATTERS

                (a)     Item 201 of Regulation S-K:

                        i. Market Information. There is no established public trading market for the Certificates.

                        ii. Holders. As of December 31, 2003 there were less than 300 holders of record of the Certificates.

                        iii. Dividends. Not applicable. See the Relief Letters. (Information as to distributions to Certificateholders is provided in the Registrant's monthly filings on Form 8-K.)

                        iv. Securities Authorized for Issuance Under Equity Compensation Plans. Not applicable.

                        Item 701 of Regulation S-K. Not applicable. See the Relief Letters.

                (b) Rule 463 of the Securities Act of 1933. Not applicable. See the Relief Letters.

                (c) Item 703 of Regulation S-K. Not applicable as the Registrant has no class of equity securities registered pursuant to section 12 of the Securities Exchange Act of 1934.

ITEM 6.         SELECTED FINANCIAL DATA

                Not applicable.  See the Relief Letters.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                Not applicable.  See the Relief Letters.

ITEM 7A         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Not applicable.  See the Relief Letters

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                Not applicable.  See the Relief Letters.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None.


ITEM 9A.        CONTROLS AND PROCEDURES

                Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose information under Item 307 of Regulation S-K. See Item 307 of Regulation S-K and Exchange Act Rule 15d-15(a). The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose information under Item 308 of Regulation S-K. See Instruction 2 to Item 308 of Regulation S-K and Exchange Act Rule 15d-15(a).

                                   PART III


ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                Not applicable.  See the Relief Letters.

ITEM 11.        EXECUTIVE COMPENSATION

                Not applicable.  See the Relief Letters.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                Information required by Item 201(d) of Regulation S-K: Not applicable.

                Information required by Item 403 of Regulation S-K.

                (a)     Not applicable. See the Relief Letters.

                (b)     Not applicable. See the Relief Letters.

                (c)     Not applicable. See the Relief Letters.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Not applicable.  See the Relief Letters.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

                Not applicable. The Registrant is an Asset-Backed Issuer (as defined in Exchange Act Rule 15d-14(g)) and is therefore not required to disclose this information. See Instructions to
                Item 14.

                                    PART IV


ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                FORM 8-K

                (a)     (1)     Pursuant to the Sale and Servicing Agreement,
                                the Master Servicer is required (i) to deliver an annual statement as to compliance with the provisions of the Sale and Servicing Agreement and certain other matters (the "Annual
                                Statement of the Master Servicer") and (ii) to cause a firm of independent public accountants to deliver an annual report as to compliance with the servicing provisions of the Sale and Servicing Agreement (the "Annual Report of the
                                Firm of Accountants"). The Annual Statement of the Master Servicer is attached as Exhibit 99.1 to this Report. The Annual Report of the Firm of Accountants is attached as Exhibit 99.2 to this Report. See Relief Letters.

                        (2)     Not applicable.

                        (3)     The required exhibits are as follows:

                                o       Exhibit 3(i):  Copy of Company's
                                        Certificate of Incorporation (Filed as
                                        an Exhibit to Registration Statement
                                        on Form S-3 (File No. 33-11095)).

                                o       Exhibit 3(ii):  Copy of Company's
                                        By-laws (Filed as an Exhibit to
                                        Registration Statement on Form S-3
                                        (File No. 33-11095)).

                                o       Exhibit 4(i): Sale and Servicing
                                        Agreement (Filed as part of the
                                        Registrant's Current Report on Form
                                        8-K filed on March 9, 2004).

                                o       Exhibit 4(ii): Indenture (Filed as
                                        part of the Registrant's Current
                                        Report on Form 8-K filed on March 9,
                                        2004).

                                o       Exhibit 31: Rule 15d-14(a)
                                        Certification.

                                o Exhibit 99.1: Annual Statement of the Master Servicer.

                                o       Exhibit 99.2:  Annual Report of the
                                        Firm of Accountants.

                                o       Exhibit 99.3:  Audited financial
                                        statements of Financial Guaranty
                                        Insurance Company.

                (b) Current Reports on Form 8-K filed during the last quarter ending December 31, 2003:


                Date of Current Report                        Item Reported
                ----------------------                        -------------

                October 15, 2003                Monthly report sent to
                                                securityholders with the
                                                October 2003 distribution.

                November 17, 2003               Monthly report sent to
                                                securityholders with the
                                                November 2003 distribution.

                December 15, 2003               Monthly report sent to
                                                securityholders with the
                                                December 2003 distribution.

                December 30, 2003               Audited and Unaudited Financial
                                                Statements of Financial
                                                Guaranty Insurance Company.


                (c)     See subparagraph (a)(3) above.

                (d)     Not applicable. See the Relief Letters.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CWABS, INC.,
                                CWABS MASTER TRUST, SERIES 2003-D
                                SUBTRUST, REVOLVING HOME EQUITY
                                LOAN ASSET BACKED SECURITIES, SERIES 2003-D

                                By:     Countrywide Home Loans, Inc.,
                                        as Master Servicer*


                                By:     Countrywide GP, Inc.


                                By:     /s/ Joseph M. Candelario
                                        ------------------------
                                        Name:  Joseph M. Candelario
                                        Title:  First Vice President

                                Date:  March 26, 2004








______________

* This Report is being filed by the Master Servicer on behalf of the Trust. The Trust does not have any officers or directors.

  SUPPLEMENTAL        INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
                      TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE
                      NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE
                      ACT.


         No such annual report, proxy statement, form of proxy or other soliciting material has been sent to Securityholders. See the Relief Letters.

                                 EXHIBIT INDEX



Exhibit         Document
-------         --------


3(i) Company's Certificate of Incorporation (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095))*

3(ii) Company's By-laws (Filed as an Exhibit to Registration Statement on Form S-3 (File No. 33-11095))*

4(i) Sale and Servicing Agreement (Filed as part of the Company's Current Report on Form 8-K filed on March 9, 2004)*

4(ii) Indenture (Filed as part of the Company's Current Report on Form 8-K filed on March 9, 2004)*

31              Rule 15d-14(a) Certification

99.1            Annual Statement of the Master Servicer

99.2            Annual Report of the Firm of Accountants

99.3            Audited financial statements of Financial Guaranty
                Insurance Company


______________

*    Incorporated herein by reference.